Form 10-Q
period 2018-06-30
BC Home Corp
filed 2018-08-14
CIK 1725686

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                  FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2018

                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

       For the transition period from        to

       Commission file number           000-55887

                              BC HOME CORPORATION
             (Exact name of registrant as specified in its charter)

                     ASPEN FOREST ACQUISITION CORPORATION
           (Former name of registrant as specified in its charter)

            Delaware                             82-3690229
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)

                          13428 Maxella Avenue, #144
                       Marina Del Rey, California 90292
          (Address of principal executive offices)  (zip code)

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

   Large accelerated filer         Accelerated Filer
   Non-accelerated filer           Smaller reporting company  X
                                   Emergin growth company
   (do not check if a smaller reporting company)


Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).
                                               Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                 Outstanding at
                                           August 1, 2018

Common Stock, par value $0.0001               5,500,000
Documents incorporated by reference:            None

__________________________________________________________________________

                    CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets as of June 30, 2018 (unaudited)
and December 31, 2017                                                2

Condensed Statements of Operations for the Three Months
and Six Months Ended June 30, 2018 (unaudited)                       3

Condensed Statement of Cash Flows for the Six Months
Ended June 30, 2018 (unaudited)                                     4

Notes to Condensed Financial Statements (unaudited)                 5-8

______________________________________________________________________

                        BC HOME CORPORATION
          (formerly Aspen Forest Acquisition Corporation)
                     CONDENSED BALANCE SHEETS

           ASSETS
                                             June 30,        December 31,
                                               2018              2017
                                            ------------     ------------
                                            (Unaudited)
   Current assets
     Cash                                   $        -        $        -
                                            ------------      ------------
        Total assets                        $        -        $        -
                                            ============      ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities
       Accrued liabilities                 $       250	      $     1,000
                                            ------------      ------------
           Total liabilities                       250	            1,000
                                            ------------      ------------

   Stockholders' Equity
       Preferred stock, $0.0001 par value
       20,000,000 shares authorized;
       none issued and outstanding at
       June 30, 2018 and December 31,
       2017, respectively                           -                 -

       Common Stock, $0.0001 par value,
       100,000,000 shares authorized;
       20,000,000 shares issued and
       outstanding at June 30, 2018
       and December 31, 2017, respectively       2,000            2,000

       Additional paid-in capital                2,006		     312
       Accumulated deficit                      (4,256)           (3,312)
                                            ------------      ------------
          Total stockholders' deficit             (250)           (1,000)
                                            ------------      ------------
          Total liabilities and
             stockholders' deficit          $        -        $        -
                                            ============      ============

The accompanying notes are an integral part of these unaudited condensed financial statements.

______________________________________________________________________

                           BC HOME CORPORATION
                (formerly Aspen Forest Acquisition Corporation)
                     CONDENSED STATEMENTS OF OPERATIONS
				 (UNAUDITED)
        	     		  For the three     For the six
                                  months ended      months ended
			          June 30, 2018     June 30, 2018
                                  -------------     -------------
    Revenue                       $        -        $        -
    Cost of revenues                       -                 -
                                  -------------     -------------
    Gross profit                           -                 -
                                  -------------     -------------
    Operating expenses                    294               944
                                  -------------     -------------
    Operating loss                       (294)             (944)
                                  -------------     -------------
    Loss before income taxes             (294)             (944)
    Income tax expense                     -                 -
                                  -------------     -------------
    Net loss                      $      (294)       $     (944)
                                  =============      ============
    Loss per share -
      basic and diluted           $     (0.00)       $     (0.00)
                                  ============       =============
    Weighted average shares -      20,000,000         20,000,000
         basic and diluted        ============       ============


   The accompanying notes are an integral part of these unaudited condensed financial statements.

                                       3
______________________________________________________________________

                               BC HOME CORPORATION
                (formerly Aspen Forest Acquisition Corporation)
                         CONDENSED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)

        	     			                 For the six months
							 ended June 30, 2018
                                                         -------------------
OPERATING ACTIVITIES

   Net loss                                               $         (944)

   Expenses paid by stockholder and contributed
      as capital                                                    1,694

   Changes in Operating Assets and Liabilities:
     Increase in accrued liability                                  (750)
                                                          ----------------
       Net cash provided by (used in) operating activities            -
                                                          ----------------
   Net increase in cash                                               -
   Cash, beginning of period                                          -
   Cash, end of period                                     $          -
                                                           ===============
   SUPPLEMENTAL DISCLOSURES:
     Cash paid during the period for:
        Income tax                                         $           -
                                                           ===============
     Interest                                              $           -
                                                           ===============

  The accompanying notes are an integral part of these condensed unaudited financial statements.

______________________________________________________________________
                              BC HOME CORPORATION
                (formerly Aspen Forest Acquisition Corporation)
               Notes to Unaudited Condensed Financial Statements


NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

BC Home Corporation (formerly Aspen Forest Acquisition Corporation) (the "Company") was incorporated on December 1, 2017 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to shareholders and effecting a change in control.

If the Company elects to effect a business combination, it would normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

The Company may elect not to effect any business combination and work to develop its business plan through growth and development.

In May 2018, in anticipation of the subsequent change in control, the Company filed a Form 8-K announcing the change in its name to BC Home Corporation.

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. The results for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of June 30, 2018 and December 31, 2017, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2018 and December 31, 2017, respectively.

______________________________________________________________________

                              BC HOME CORPORATION
                (formerly Aspen Forest Acquisition Corporation)
               Notes to Unaudited Condensed Financial Statements

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2018 and December 31, 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2018 and December 31, 2017, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $944 for the six months ended
June 30, 2018. The Company had a working capital deficit of $250 and an accumulated deficit of $4,256 as of June 30, 2018 and a working captial deficit of $1,000 and an accumulated deficit of $3,312 as of December 31, 2017. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - ACCRUED LIABILITIES

As of June 30, 2018 and December 31, 2017, the Company had accrued professional fees of $250 and $1,000, respectively.

NOTE 4 - STOCKHOLDERS' DEFICIT

On December 1, 2017, the Company issued 20,000,000 founders common stock to two directors and officers for legal services provided to the Company. The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30, 2018, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 5 - SUBSEQUENT EVENT

      On July 2, 2018 subsequent to the balance sheet date covered by this Report, the Company effected a change of its control. The Company cancelled an aggregate of 19,500,000 shares of the then 20,000,000 shares of outstanding stock valued at par. James M. Cassidy resigned as the Company's president, secretary and director and James McKillop resigned as the Company's vice president and director.

	Abrar Elahi Siddqui was named the sole officer and director of the Company.

     On July 3, 2018, the Company issued 5,000,000 shares of its common stock at par as a result of the change in control to:

              Abrar Elahi Siddqui    5,000,000

Management has evaluated subsequent events through August 7, 2018, the date which the financial statements were available to be issued. Except for the events disclosed above, all subsequent events requiring recognition have been incorporated into these financial statements in accordance with FASB ASC Topic 855, "Subsequent Events."

______________________________________________________________________


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

      BC Home Corporation (formerly Aspen Forest Acquisition Corporation) (the "Company") was incorporated on December 1, 2017 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company is a blank check company and qualifies as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act which became law in April, 2012.

    Since inception to the date of the period covered by this report the Company's operations were limited to issuing shares of common stock to its original shareholders and filing a registration statement on Form 10 on March 15, 2018 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock. Subsequent to the balance sheet date covered by this report the Company effected a change in control.

   Prior to the change in control, the Company had no operations nor does it engage in any business activities generating revenues.

    Subsequent to the balance sheet date covered by this report, and pursuant to the change in control, the Company plans to implement its business plan through the growth and development. The Company intends to focus on the purchase, redevelopment, and management of stress properties, particularly non-residential stressed properties such as hotels and apartment complexes.

     As of June 30, 2018 the Company had not generated revenues and had no income or cash flows from operations since inception. The Company had sustained net loss of $944 and an accumulated deficit of $4,256 for the six months ended June 30, 2018 and as of June 30, 2018, respectively.

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

Subsequent Event

  On July 2, 2018, the following events occurred which resulted in a change of control of the Company:

     James M. Cassidy resigned as the Company's president, secretary and director.

     James McKillop resigned as the Company's vice president and director.

     Abrar Elahi Siddqui was named the sole officer and director of the Company.

   The former president of the Company is the sole officer and director of Tiber Creek Corporation. Tiber Creek Corporation assists companies in becoming public companies and assists companies with introductions to the financial community. The services provided by Tiber Creek include using companies such as the Company as vehicles for becoming public. As such the Company effected a change in control.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information not required to be filed by Smaller Reporting Companies.


ITEM 4.  Controls and Procedures.

Disclosures and Procedures

      Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report under the supervision and with the participation of the Company's then principal executive officer (who was also the principal financial officer).

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

     In the present case of the Company, management at the period covered by this report, consisted solely of the president and vice president. As such, management maintained sole control of all financial transactions and all assets. Since the president of the Company was in sole control of the financial transactions and assets management believes that its control reasonably and adequately addresses the risk of a misstatement in the financial reporting. Based upon that evaluation, the principal officer at that time believes that the Company's disclosure controls and procedures were effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer was directly involved in the day-to-day operations of the Company. Since the change in control, management consists of two officers and two directors who are in control of the day-to-day operations of the Company and its financial reporting.

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

    Management is aware that certain current and prior blank check companies of which Messrs. Cassidy and McKillop, the officers and directors during the period covered by this report, were the former officers and directors have received subpoenas for documents in regard to an inquiry by the Securities and Exchange Commission requesting documentation regarding the transactions and filings for the past five years and former share ownership of certain blank check companies.

     The former management of the Company has also received subpoenas from the Securities and Exchange Commission in regard to certain of the transactions and filings for the past five years of certain of its blank check companies. Management has no independent knowledge or information as to the intent or purpose of such subpoenas but believes the SEC is investigating whether the change in control transaction is considered a sale of a security and if so whether a broker needs to be used to effect the transaction.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       During the past three years, the Company has issued 20,000,000 common shares pursuant to Section 4(a)(2) of the Securities Act of 1933 at par as follows:

     On December 1, 2017 the Company issued the following shares of its common stock for services valued at an aggregate of $2000 rendered to the Company:

Name               Number of Shares

James Cassidy         10,000,000
James McKillop        10,000,000

On July 2, 2018, 19,500,000 of those shares were redeemed by the two shareholders pro rata.

On July 3, 2018, the Company issued 5,000,000 shares of its common stock to Abrar Elahi Siddqui at par.

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

                           BC HOME CORPORATION


                            By:   /s/ Abrar Elahi Siddqui
                                  President, Chief Financial Officer

Dated:   August 14, 2018